Form 10-K
period 2021-12-31
BANK 2021-BNK33
filed 2022-03-16
CIK 1858865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-228375-06

Central Index Key Number of the issuing entity: 0001858865

BANK 2021-BNK33

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001005007

Banc of America Merrill Lynch Commercial Mortgage Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001577313

National Cooperative Bank, N.A.

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	35-7287137 38-4178107 38-4178108 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(646) 855-3953

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Miami Design District Mortgage Loan and the 261-275 Amsterdam Avenue Mortgage Loan, which constituted approximately 9.5% and 5.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Miami Design District Mortgage Loan, eleven other pari passu loans and one subordinate companion loan, each of which are not assets of the issuing entity and (b) with respect to the 261-275 Amsterdam Avenue Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Miami Design District Mortgage Loan and the 261-275 Amsterdam Avenue Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Grace Building Mortgage Loan, which constituted approximately 1.5% of the asset pool of the issuing entity as of its cut-off date.  The Grace Building Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Grace Building Mortgage Loan, twenty other pari passu loans and four subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Grace Trust 2020-GRCE transaction (the “Grace Trust 2020-GRCE Transaction”). This loan combination, including the Grace Building Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the Grace Trust 2020-GRCE Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Pathline Park 9 & 10 Mortgage Loan and the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan, which constituted approximately 4.0% and 1.8%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Pathline Park 9 & 10 Mortgage Loan and the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Pathline Park 9 & 10 Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity or (b) with respect to the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the Bank 2021-BNK32 transaction, Commission File Number 333-227446-13 (the “BANK 2021-BNK32 Transaction”). These loan combinations, including the Pathline Park 9 & 10 Mortgage Loan and the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2021-BNK32 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 909 Third Avenue Mortgage Loan, which constituted approximately 5.0% of the asset pool of the issuing entity as of its cut-off date.  The 909 Third Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 909 Third Avenue Mortgage Loan, four other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the NYC Commercial Mortgage Trust 2021-909 transaction (the “NYC 2021-909 Transaction”). This loan combination, including the 909 Third Avenue Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the NYC 2021-909 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Equus Industrial Portfolio Mortgage Loan, which constituted approximately 7.0% of the asset pool of the issuing entity as of its cut-off date.  The Equus Industrial Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Equus Industrial Portfolio Mortgage Loan, one other pari passu loan and ten subordinate companion loans, which are not assets of the issuing entity. This loan combination, including the Equus Industrial Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Equus Industrial Portfolio loan combination in the Benchmark 2021-B26 Mortgage Trust transaction, Commission File Number 333-226943-10 (the “Benchmark 2021-B26 Transaction”).  After the closing of the Benchmark 2021-B26 Transaction on May 27, 2021, this loan combination, including the Equus Industrial Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the Benchmark 2021-B26 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Pathline Park 9 & 10 Mortgage Loan, the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan and the Grace Building Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Equus Industrial Portfolio Mortgage Loan, the Pathline Park 9 & 10 Mortgage Loan, the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan and the Grace Building Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Equus Industrial Portfolio Mortgage Loan, the Pathline Park 9 & 10 Mortgage Loan, the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan and the Grace Building Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Pathline Park 9 & 10 Mortgage Loan and the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

Situs Holdings, LLC is the special servicer of the Equus Industrial Portfolio Mortgage Loan and the Grace Building Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Situs Holdings, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Situs Holdings, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Situs Holdings, LLC because Situs Holdings, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

KeyBank National Association is the primary servicer and special servicer of the 909 Third Avenue Mortgage Loan and the primary servicer of the Equus Industrial Portfolio Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association acts as trustee of the Equus Industrial Portfolio Mortgage Loan.  Pursuant to the pooling and servicing agreement for the Benchmark 2021-B26 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Equus Industrial Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Grace Building Mortgage Loan, the Pathline Park 9 & 10 Mortgage Loan, the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan and the 909 Third Avenue Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the Grace Trust 2020-GRCE Transaction, the pooling and servicing agreement for the BANK 2021-BNK32 Transaction and the trust and servicing agreement for the NYC 2021-909 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Grace Building Mortgage Loan, the Pathline Park 9 & 10 Mortgage Loan, the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan and the 909 Third Avenue Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC  This entry was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Grace Building Mortgage Loan, the Pathline Park 9 & 10 Mortgage Loan and the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor are “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and an accountant’s attestation report from U.S. Bank, National Association. This entity was engaged by Citibank, N.A., as custodian of the 909 Third Avenue Mortgage Loan to perform certain custodial services. These custodial services are servicing functions included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) or Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Grace Building Mortgage Loan, the Pathline Park 9 & 10 Mortgage Loan, the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan, the Equus Industrial Portfolio Mortgage Loan and the 909 Third Avenue Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Grace Building Mortgage Loan and the Equus Industrial Portfolio Mortgage Loan, the servicer compliance statements of Situs Holdings, LLC as special servicer of the Grace Building Mortgage Loan and the Equus Industrial Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches.

With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on May 20, 2021 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Grace Building Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the Grace Trust 2020-GRCE Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule I to the trust and servicing agreement for the Grace Trust 2020-GRCE Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Grace Trust 2020-GRCE Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Pathline Park 9 & 10 Mortgage Loan and the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2021-BNK32 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the BANK 2021-BNK32 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK 2021-BNK32 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 909 Third Avenue Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the NYC 2021-909 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the NYC 2021-909 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the NYC 2021-909 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Equus Industrial Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2021-B26 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the Benchmark 2021-B26 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2021-B26 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of May 1, 2021, between Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Rialto Capital Advisors, LLC, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 20, 2021 under Commission File No. 333-228375-06 and incorporated by reference herein).

4.2           Trust and Servicing Agreement, dated as of November 18, 2020, among Banc of America Merrill Lynch Large Loan, Inc., as Depositor, Wells Fargo Bank, National Association, as Servicer, Situs Holdings, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, as Paying Agent and as Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on May 20, 2021 under Commission File No. 333-228375-06 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of March 1, 2021, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Rialto Capital Advisors, LLC, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K/A filed on February 14, 2022 under Commission File No. 333-228375-06 and incorporated by reference herein).

4.4           Trust and Servicing Agreement, dated as of April 6, 2021, among Citigroup Commercial Mortgage Securities Inc., as Depositor, KeyBank National Association, as Servicer, KeyBank National Association, as Special Servicer, Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Certificate Administrator (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 20, 2021 under Commission File No. 333-228375-06 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of May 1, 2021, between Deutsche Mortgage & Asset Receiving Corporation, as Depositor, KeyBank National Association, as Master Servicer, KeyBank National Association, as General Special Servicer, Situs Holdings, LLC, as Equus Industrial Portfolio Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 28, 2021 under Commission File No. 333-228375-06 and incorporated by reference herein).

4.6           Amended and Restated Agreement Between Noteholders, dated as of May 18, 2021, by and among Bank of America, N.A., as Note A-1 Holder, Bank of America, N.A., as Note A-12 Holder, Bank of America, N.A., as Note A-14 Holder, Bank of America, N.A., as Note A-15 Holder, Wilmington Trust, National Association, as Trustee for the Benefit of the Registered Holders of BANK 2020-BNK30, Commercial Mortgage Pass-Through Certificates, Series 2020-BNK30, as Note A-3 Holder and as Note A-6 Holder, Wilmington Trust, National Association, as Trustee for the Benefit of the Registered Holders of BANK 2021-BNK31, Commercial Mortgage Pass-Through Certificates, Series 2021-BNK31, as Note A-2 Holder and as Note A-7 Holder, Wilmington Trust, National Association, as Trustee for the Benefit of the Registered Holders of BANK 2021-BNK32, Commercial Mortgage Pass-Through Certificates, Series 2021-BNK32, as Note A-4 Holder, as Note A-8 Holder, as Note A-10 Holder and as Note A-11 Holder, Wells Fargo Bank, National Association, as Trustee on Behalf of the Registered Holders of CSAIL 2021-C20 Commercial Mortgage Pass-Through Certificates, Series 2021-C20, as Note A-5 Holder, as Note A-9 Holder, and as Note A-13 Holder, and CF MDD Holdings LLC, as Note B Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on May 20, 2021 under Commission File No. 333-228375-06 and incorporated by reference herein).

4.7           Amended and Restated Agreement Between Noteholders, dated as of May 12, 2021, by and between Goldman Sachs Bank USA, as Initial Note A-1-A Holder and as Initial Agent, Goldman Sachs Bank USA, as Initial Note A-1-B Holder Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, Prima Mortgage Investment Trust, LLC, as Initial Note B-1-A Holder, Prima Mortgage Investment Trust, LLC, as Initial Note B-2-A Holder, New York State Teachers’ Retirement System, as Initial Note B-1-B Holder, New York State Teachers’ Retirement System, as Initial Note B-2-B Holder, Wilton Reassurance Company, as Initial Note B-1-C Holder, Wilton Reassurance Company, as Initial Note B-2-C Holder, Highmark, Inc., as Initial Note B-1-D Holder, Highmark, Inc., as Initial Note B-2-D Holder, Wilcac Life Insurance Company, as Initial Note B-1-E Holder, and Wilcac Life Insurance Company, as Initial Note B-2-E Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on May 20, 2021 under Commission File No. 333-228375-06 and incorporated by reference herein).

4.8           Agreement Between Note Holders, dated as of May 20, 2021, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Agent (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on May 20, 2021 under Commission File No. 333-228375-06 and incorporated by reference herein).

4.9           Agreement Between Noteholders, dated as of April 6, 2021, by and among Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Initial Note A-4 Holder and Initial Agent, Bank of America, N.A., as Initial Note A-2 Holder and Initial Note A-5 Holder, BMO Harris Bank N.A., as Initial Note A-3 Holder, Citi Real Estate Funding Inc., as Initial Note B-1 Holder, Bank of America, N.A., as Initial Note B-2 Holder, and BMO Harris Bank N.A., as Initial Note B-3 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on May 20, 2021 under Commission File No. 333-228375-06 and incorporated by reference herein).

4.10         Agreement Between Note Holders, dated as of March 24, 2021, by and between Wells Fargo Bank, National Association, as Initial Note A-1 Holder, Wells Fargo Bank, National Association, as Initial Note A-2 Holder, and Wells Fargo Bank, National Association, as Initial Note A-3 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on May 20, 2021 under Commission File No. 333-228375-06 and incorporated by reference herein).

4.11         Agreement Between Note Holders, dated as of March 1, 2021, by and between Bank of America, National Association, as Initial Note A-1 Holder, Bank of America, National Association, as Initial Note A-2 Holder, Bank of America, National Association, as Initial Note A-3 Holder, and Bank of America, National Association, as Initial Note A-4 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on May 20, 2021 under Commission File No. 333-228375-06 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of November 18, 2020, by and among Bank of America, National Association, as an Initial Note A Holder, JPMorgan Chase Bank, National Association, as an Initial Note A Holder, Column Financial, Inc., as an Initial Note A Holder, DBR Investments Co. Limited, as an Initial Note A Holder, Bank of America, National Association, as Initial Note B-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note B-2 Holder, Column Financial, Inc., as Initial Note B-3 Holder and DBR Investments Co. Limited, as Initial Note B-4 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on May 20, 2021 under Commission File No. 333-228375-06 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as General Master Servicer

33.2         National Cooperative Bank, N.A., as NCB Master Servicer

33.3         Rialto Capital Advisors, LLC, as General Special Servicer

33.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.2)

33.5         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.6         Wells Fargo Bank, National Association, as Certificate Administrator

33.7         Wells Fargo Bank, National Association, as Custodian

33.8         Park Bridge Lender Services LLC, as Operating Advisor

33.9         CoreLogic Solutions, LLC, as Servicing Function Participant

33.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

33.11       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.12       Wells Fargo Bank, National Association, as Primary Servicer of the Miami Design District Mortgage Loan (see Exhibit 33.1)

33.13       Rialto Capital Advisors, LLC, as Special Servicer of the Miami Design District Mortgage Loan (see Exhibit 33.3)

33.14       Wilmington Trust, National Association, as Trustee of the Miami Design District Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of the Miami Design District Mortgage Loan (see Exhibit 33.7)

33.16       Park Bridge Lender Services LLC, as Operating Advisor of the Miami Design District Mortgage Loan (see Exhibit 33.8)

33.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the Miami Design District Mortgage Loan (see Exhibit 33.9)

33.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the 261-275 Amsterdam Avenue Mortgage Loan (see Exhibit 33.1)

33.20       Rialto Capital Advisors, LLC, as Special Servicer of the 261-275 Amsterdam Avenue Mortgage Loan (see Exhibit 33.3)

33.21       Wilmington Trust, National Association, as Trustee of the 261-275 Amsterdam Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       Wells Fargo Bank, National Association, as Custodian of the 261-275 Amsterdam Avenue Mortgage Loan (see Exhibit 33.7)

33.23       Park Bridge Lender Services LLC, as Operating Advisor of the 261-275 Amsterdam Avenue Mortgage Loan (see Exhibit 33.8)

33.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the 261-275 Amsterdam Avenue Mortgage Loan (see Exhibit 33.9)

33.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.26       Wells Fargo Bank, National Association, as Primary Servicer of the Grace Building Mortgage Loan (see Exhibit 33.1)

33.27       Situs Holdings, LLC, as Special Servicer of the Grace Building Mortgage Loan

33.28       Wilmington Trust, National Association, as Trustee of the Grace Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wells Fargo Bank, National Association, as Custodian of the Grace Building Mortgage Loan (see Exhibit 33.7)

33.30       Park Bridge Lender Services LLC, as Operating Advisor of the Grace Building Mortgage Loan (see Exhibit 33.8)

33.31       CoreLogic Solutions, LLC, as Servicing Function Participant of the Grace Building Mortgage Loan (see Exhibit 33.9)

33.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.33       Wells Fargo Bank, National Association, as Primary Servicer of the Pathline Park 9 & 10 Mortgage Loan (see Exhibit 33.1)

33.34       Rialto Capital Advisors, LLC, as Special Servicer of the Pathline Park 9 & 10 Mortgage Loan (see Exhibit 33.3)

33.35       Wilmington Trust, National Association, as Trustee of the Pathline Park 9 & 10 Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Custodian of the Pathline Park 9 & 10 Mortgage Loan (see Exhibit 33.7)

33.37       Park Bridge Lender Services LLC, as Operating Advisor of the Pathline Park 9 & 10 Mortgage Loan (see Exhibit 33.8)

33.38       CoreLogic Solutions, LLC, as Servicing Function Participant of the Pathline Park 9 & 10 Mortgage Loan (see Exhibit 33.9)

33.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.40       Wells Fargo Bank, National Association, as Primary Servicer of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan (see Exhibit 33.1)

33.41       Rialto Capital Advisors, LLC, as Special Servicer of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan (see Exhibit 33.3)

33.42       Wilmington Trust, National Association, as Trustee of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Wells Fargo Bank, National Association, as Custodian of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan (see Exhibit 33.7)

33.44       Park Bridge Lender Services LLC, as Operating Advisor of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan (see Exhibit 33.8)

33.45       CoreLogic Solutions, LLC, as Servicing Function Participant of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan (see Exhibit 33.9)

33.46       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.47       KeyBank National Association, as Primary Servicer of the 909 Third Avenue Mortgage Loan

33.48       KeyBank National Association, as Special Servicer of the 909 Third Avenue Mortgage Loan (see Exhibit 33.47)

33.49       Wilmington Trust, National Association, as Trustee of the 909 Third Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Citibank, N.A., as Custodian of the 909 Third Avenue Mortgage Loan

33.51       U.S. Bank National Association, as Servicing Function Participant of the 909 Third Avenue Mortgage Loan

33.52       KeyBank National Association, as Primary Servicer of the Equus Industrial Portfolio Mortgage Loan (see Exhibit 33.47)

33.53       Situs Holdings, LLC, as Special Servicer of the Equus Industrial Portfolio Mortgage Loan (see Exhibit 33.27)

33.54       Wells Fargo Bank, National Association, as Trustee of the Equus Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Wells Fargo Bank, National Association, as Custodian of the Equus Industrial Portfolio Mortgage Loan (see Exhibit 33.7)

33.56       Park Bridge Lender Services LLC, as Operating Advisor of the Equus Industrial Portfolio Mortgage Loan (see Exhibit 33.8)

33.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as General Master Servicer

34.2         National Cooperative Bank, N.A., as NCB Master Servicer

34.3         Rialto Capital Advisors, LLC, as General Special Servicer

34.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.2)

34.5         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.6         Wells Fargo Bank, National Association, as Certificate Administrator

34.7         Wells Fargo Bank, National Association, as Custodian

34.8         Park Bridge Lender Services LLC, as Operating Advisor

34.9         CoreLogic Solutions, LLC, as Servicing Function Participant

34.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

34.11       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.12       Wells Fargo Bank, National Association, as Primary Servicer of the Miami Design District Mortgage Loan (see Exhibit 34.1)

34.13       Rialto Capital Advisors, LLC, as Special Servicer of the Miami Design District Mortgage Loan (see Exhibit 34.3)

34.14       Wilmington Trust, National Association, as Trustee of the Miami Design District Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of the Miami Design District Mortgage Loan (see Exhibit 34.7)

34.16       Park Bridge Lender Services LLC, as Operating Advisor of the Miami Design District Mortgage Loan (see Exhibit 34.8)

34.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the Miami Design District Mortgage Loan (see Exhibit 34.9)

34.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the 261-275 Amsterdam Avenue Mortgage Loan (see Exhibit 34.1)

34.20       Rialto Capital Advisors, LLC, as Special Servicer of the 261-275 Amsterdam Avenue Mortgage Loan (see Exhibit 34.3)

34.21       Wilmington Trust, National Association, as Trustee of the 261-275 Amsterdam Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       Wells Fargo Bank, National Association, as Custodian of the 261-275 Amsterdam Avenue Mortgage Loan (see Exhibit 34.7)

34.23       Park Bridge Lender Services LLC, as Operating Advisor of the 261-275 Amsterdam Avenue Mortgage Loan (see Exhibit 34.8)

34.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the 261-275 Amsterdam Avenue Mortgage Loan (see Exhibit 34.9)

34.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.26       Wells Fargo Bank, National Association, as Primary Servicer of the Grace Building Mortgage Loan (see Exhibit 34.1)

34.27       Situs Holdings, LLC, as Special Servicer of the Grace Building Mortgage Loan

34.28       Wilmington Trust, National Association, as Trustee of the Grace Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wells Fargo Bank, National Association, as Custodian of the Grace Building Mortgage Loan (see Exhibit 34.7)

34.30       Park Bridge Lender Services LLC, as Operating Advisor of the Grace Building Mortgage Loan (see Exhibit 34.8)

34.31       CoreLogic Solutions, LLC, as Servicing Function Participant of the Grace Building Mortgage Loan (see Exhibit 34.9)

34.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.33       Wells Fargo Bank, National Association, as Primary Servicer of the Pathline Park 9 & 10 Mortgage Loan (see Exhibit 34.1)

34.34       Rialto Capital Advisors, LLC, as Special Servicer of the Pathline Park 9 & 10 Mortgage Loan (see Exhibit 34.3)

34.35       Wilmington Trust, National Association, as Trustee of the Pathline Park 9 & 10 Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Custodian of the Pathline Park 9 & 10 Mortgage Loan (see Exhibit 34.7)

34.37       Park Bridge Lender Services LLC, as Operating Advisor of the Pathline Park 9 & 10 Mortgage Loan (see Exhibit 34.8)

34.38       CoreLogic Solutions, LLC, as Servicing Function Participant of the Pathline Park 9 & 10 Mortgage Loan (see Exhibit 34.9)

34.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.40       Wells Fargo Bank, National Association, as Primary Servicer of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan (see Exhibit 34.1)

34.41       Rialto Capital Advisors, LLC, as Special Servicer of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan (see Exhibit 34.3)

34.42       Wilmington Trust, National Association, as Trustee of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Wells Fargo Bank, National Association, as Custodian of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan (see Exhibit 34.7)

34.44       Park Bridge Lender Services LLC, as Operating Advisor of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan (see Exhibit 34.8)

34.45       CoreLogic Solutions, LLC, as Servicing Function Participant of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan (see Exhibit 34.9)

34.46       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.47       KeyBank National Association, as Primary Servicer of the 909 Third Avenue Mortgage Loan

34.48       KeyBank National Association, as Special Servicer of the 909 Third Avenue Mortgage Loan (see Exhibit 34.47)

34.49       Wilmington Trust, National Association, as Trustee of the 909 Third Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Citibank, N.A., as Custodian of the 909 Third Avenue Mortgage Loan

34.51       U.S. Bank National Association, as Servicing Function Participant of the 909 Third Avenue Mortgage Loan

34.52       KeyBank National Association, as Primary Servicer of the Equus Industrial Portfolio Mortgage Loan (see Exhibit 34.47)

34.53       Situs Holdings, LLC, as Special Servicer of the Equus Industrial Portfolio Mortgage Loan (see Exhibit 34.27)

34.54       Wells Fargo Bank, National Association, as Trustee of the Equus Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Wells Fargo Bank, National Association, as Custodian of the Equus Industrial Portfolio Mortgage Loan (see Exhibit 34.7)

34.56       Park Bridge Lender Services LLC, as Operating Advisor of the Equus Industrial Portfolio Mortgage Loan (see Exhibit 34.8)

34.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as General Master Servicer

35.2         National Cooperative Bank, N.A., as NCB Master Servicer

35.3         Rialto Capital Advisors, LLC, as General Special Servicer

35.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.2)

35.5         Wells Fargo Bank, National Association, as Certificate Administrator

35.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Miami Design District Mortgage Loan (see Exhibit 35.1)

35.8         Rialto Capital Advisors, LLC, as Special Servicer of the Miami Design District Mortgage Loan (see Exhibit 35.3)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the 261-275 Amsterdam Avenue Mortgage Loan (see Exhibit 35.1)

35.10       Rialto Capital Advisors, LLC, as Special Servicer of the 261-275 Amsterdam Avenue Mortgage Loan (see Exhibit 35.3)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the Grace Building Mortgage Loan (see Exhibit 35.1)

35.12       Situs Holdings, LLC, as Special Servicer of the Grace Building Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Pathline Park 9 & 10 Mortgage Loan (see Exhibit 35.1)

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the Pathline Park 9 & 10 Mortgage Loan (see Exhibit 35.3)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan (see Exhibit 35.1)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan (see Exhibit 35.3)

35.17       KeyBank National Association, as Primary Servicer of the 909 Third Avenue Mortgage Loan

35.18       KeyBank National Association, as Special Servicer of the 909 Third Avenue Mortgage Loan (see Exhibit 35.17)

35.19       KeyBank National Association, as Primary Servicer of the Equus Industrial Portfolio Mortgage Loan (see Exhibit 35.17)

35.20       Situs Holdings, LLC, as Special Servicer of the Equus Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

99.1         Mortgage Loan Purchase Agreement, dated and effective as of May 7, 2021, by and between Bank of America, National Association and Banc of America Merrill Lynch Commercial Mortgage Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on May 20, 2021 under Commission File No. 333-228375-06 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated and effective as of May 7, 2021, by and between Wells Fargo Bank, National Association, and Banc of America Merrill Lynch Commercial Mortgage Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on May 20, 2021 under Commission File No. 333-228375-06 and incorporated by reference herein).

99.3         Mortgage Loan Purchase Agreement, dated and effective as of May 7, 2021, by and between Morgan Stanley Mortgage Capital Holdings LLC and Banc of America Merrill Lynch Commercial Mortgage Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on May 20, 2021 under Commission File No. 333-228375-06 and incorporated by reference herein).

99.4         Mortgage Loan Purchase Agreement, dated and effective as of May 7, 2021, by and between National Cooperative Bank, N.A., and Banc of America Merrill Lynch Commercial Mortgage Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on May 20, 2021 under Commission File No. 333-228375-06 and incorporated by reference herein).

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banc of America Merrill Lynch Commercial Mortgage Inc.
(Depositor)

/s/ Leland F. Bunch, III

Leland F. Bunch, III, President and Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 15, 2022