Form 10-K
period 2023-12-31
BANK 2021-BNK33
filed 2024-03-13
CIK 1858865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Item 1C.  Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

4.6           Amended and Restated Agreement Between Noteholders, dated as of May 18, 2021, by and among Bank of America, N.A., as Note A-1 Holder, as Note A-12 Holder, as Note A-14 Holder and as Note A-15 Holder, Wilmington Trust, National Association, as Trustee for the Benefit of the Registered Holders of BANK 2020-BNK30, Commercial Mortgage Pass-Through Certificates, Series 2020-BNK30, as Note A-3 Holder and as Note A-6 Holder, Wilmington Trust, National Association, as Trustee for the Benefit of the Registered Holders of BANK 2021-BNK31, Commercial Mortgage Pass-Through Certificates, Series 2021-BNK31, as Note A-2 Holder and as Note A-7 Holder, Wilmington Trust, National Association, as Trustee for the Benefit of the Registered Holders of BANK 2021-BNK32, Commercial Mortgage Pass-Through Certificates, Series 2021-BNK32, as Note A-4 Holder, as Note A-8 Holder, as Note A-10 Holder and as Note A-11 Holder, Wells Fargo Bank, National Association, as Trustee on Behalf of the Registered Holders of CSAIL 2021-C20 Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2021-C20, as Note A-5 Holder, as Note A-9 Holder, and as Note A-13 Holder, and CF MDD Holdings LLC, as Note B Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on May 20, 2021 under Commission File No. 333-228375-06 and incorporated by reference herein).

4.7           Amended and Restated Agreement Between Noteholders, dated as of May 12, 2021, by and between Goldman Sachs Bank USA, as Initial Note A-1-A Holder, Goldman Sachs Bank USA, as Initial Note A-1-B Holder, Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, Prima Mortgage Investment Trust, LLC, as Initial Note B-1-A Holder, Prima Mortgage Investment Trust, LLC, as Initial Note B-2-A Holder, New York State Teachers’ Retirement System, as Initial Note B-1-B Holder, New York State Teachers’ Retirement System, as Initial Note B-2-B Holder, Wilton Reassurance Company, as Initial Note B-1-C Holder, Wilton Reassurance Company, as Initial Note B-2-C Holder, Highmark, Inc., as Initial Note B-1-D Holder, Highmark, Inc., as Initial Note B-2-D Holder, Wilcac Life Insurance Company, as Initial Note B-1-E Holder, and Wilcac Life Insurance Company, as Initial Note B-2-E Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on May 20, 2021 under Commission File No. 333-228375-06 and incorporated by reference herein).

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

4.9           Agreement Between Noteholders, dated as of April 6, 2021, by and among Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Initial Note A-4 Holder, Bank of America, N.A., as Initial Note A-2 Holder and Initial Note A-5 Holder, BMO Harris Bank N.A., as Initial Note A-3 Holder, Citi Real Estate Funding Inc., as Initial Note B-1 Holder, Bank of America, N.A., as Initial Note B-2 Holder, and BMO Harris Bank N.A., as Initial Note B-3 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on May 20, 2021 under Commission File No. 333-228375-06 and incorporated by reference herein).

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

4.11         Agreement Between Note Holders, dated as of March 1, 2021, by and between Bank of America, N.A., as Initial Note A-1 Holder, Bank of America, N.A., as Initial Note A-2 Holder, Bank of America, N.A., as Initial Note A-3 Holder, and Bank of America, N.A., as Initial Note A-4 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on May 20, 2021 under Commission File No. 333-228375-06 and incorporated by reference herein).

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

35.17       KeyBank National Association, as Primary Servicer of the 909 Third Avenue Mortgage Loan

35.18       KeyBank National Association, as Special Servicer of the 909 Third Avenue Mortgage Loan (see Exhibit 35.17)

35.19       KeyBank National Association, as Primary Servicer of the Equus Industrial Portfolio Mortgage Loan (see Exhibit 35.17)

35.20       Situs Holdings, LLC, as Special Servicer of the Equus Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

99.1         Mortgage Loan Purchase Agreement, dated and effective as of May 7, 2021, between Bank of America, National Association and Banc of America Merrill Lynch Commercial Mortgage Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on May 20, 2021 under Commission File No. 333-228375-06 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated and effective as of May 7, 2021, between Wells Fargo Bank, National Association, and Banc of America Merrill Lynch Commercial Mortgage Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on May 20, 2021 under Commission File No. 333-228375-06 and incorporated by reference herein).

99.3         Mortgage Loan Purchase Agreement, dated and effective as of May 7, 2021, between Morgan Stanley Mortgage Capital Holdings LLC and Banc of America Merrill Lynch Commercial Mortgage Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on May 20, 2021 under Commission File No. 333-228375-06 and incorporated by reference herein).

99.4         Mortgage Loan Purchase Agreement, dated and effective as of May 7, 2021, between National Cooperative Bank, N.A., and Banc of America Merrill Lynch Commercial Mortgage Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on May 20, 2021 under Commission File No. 333-228375-06 and incorporated by reference herein).

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

Date: March 12, 2024