Form 10-K
period 2025-12-31
BANK 2021-BNK33
filed 2026-03-20
CIK 1858865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the general master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to March 1, 2025 and the primary servicer of the Pathline Park 9 & 10 Mortgage Loan, the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan and the Grace Building Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the general master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after March 1, 2025 and the primary servicer of the Pathline Park 9 & 10 Mortgage Loan, the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan and the Grace Building Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC  This entity was engaged by each general master servicer under the Pooling and Servicing Agreement and each primary servicer of the Grace Building Mortgage Loan, the Pathline Park 9 & 10 Mortgage Loan and the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Grace Building Mortgage Loan and the Equus Industrial Portfolio Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the Grace Building Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of LNR Partners, LLC as special servicer of the Grace Building Mortgage Loan and Situs Holdings, LLC as special servicer of the Equus Industrial Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.1        Wells Fargo Bank, National Association, as General Master Servicer prior to March 1, 2025

33.2        Trimont LLC, as General Master Servicer on and after March 1, 2025

33.3        National Cooperative Bank, N.A., as NCB Master Servicer

33.4        Rialto Capital Advisors, LLC, as General Special Servicer

33.5        National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.3)

33.6        Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.7        Wells Fargo Bank, National Association, as Certificate Administrator

33.8        Wells Fargo Bank, National Association, as Custodian

33.9        Park Bridge Lender Services LLC, as Operating Advisor

33.10      CoreLogic Solutions, LLC, as Servicing Function Participant

33.11      Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.12      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.13      Wells Fargo Bank, National Association, as Primary Servicer of the Miami Design District Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.14      Trimont LLC, as Primary Servicer of the Miami Design District Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.15      Rialto Capital Advisors, LLC, as Special Servicer of the Miami Design District Mortgage Loan (see Exhibit 33.4)

33.16      Wilmington Trust, National Association, as Trustee of the Miami Design District Mortgage Loan (Omitted. See Explanatory Notes.)

33.17      Wells Fargo Bank, National Association, as Custodian of the Miami Design District Mortgage Loan (see Exhibit 33.8)

33.18      Park Bridge Lender Services LLC, as Operating Advisor of the Miami Design District Mortgage Loan (see Exhibit 33.9)

33.19      CoreLogic Solutions, LLC, as Servicing Function Participant of the Miami Design District Mortgage Loan (see Exhibit 33.10)

33.20      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.21      Wells Fargo Bank, National Association, as Primary Servicer of the 261-275 Amsterdam Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.22      Trimont LLC, as Primary Servicer of the 261-275 Amsterdam Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.23      Rialto Capital Advisors, LLC, as Special Servicer of the 261-275 Amsterdam Avenue Mortgage Loan (see Exhibit 33.4)

33.24      Wilmington Trust, National Association, as Trustee of the 261-275 Amsterdam Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.25      Wells Fargo Bank, National Association, as Custodian of the 261-275 Amsterdam Avenue Mortgage Loan (see Exhibit 33.8)

33.26      Park Bridge Lender Services LLC, as Operating Advisor of the 261-275 Amsterdam Avenue Mortgage Loan (see Exhibit 33.9)

33.27      CoreLogic Solutions, LLC, as Servicing Function Participant of the 261-275 Amsterdam Avenue Mortgage Loan (see Exhibit 33.10)

33.28      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.29      Wells Fargo Bank, National Association, as Primary Servicer of the Grace Building Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.30      Trimont LLC, as Primary Servicer of The Grace Building Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.31      LNR Partners, LLC, as Special Servicer of the Grace Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.32      Wilmington Trust, National Association, as Trustee of the Grace Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.33      Wells Fargo Bank, National Association, as Custodian of the Grace Building Mortgage Loan (see Exhibit 33.8)

33.34      Park Bridge Lender Services LLC, as Operating Advisor of the Grace Building Mortgage Loan (see Exhibit 33.9)

33.35      CoreLogic Solutions, LLC, as Servicing Function Participant of the Grace Building Mortgage Loan (see Exhibit 33.10)

33.36      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.37      Wells Fargo Bank, National Association, as Primary Servicer of the Pathline Park 9 & 10 Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.38      Trimont LLC, as Primary Servicer of the Pathline Park 9 & 10 Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.39      Rialto Capital Advisors, LLC, as Special Servicer of the Pathline Park 9 & 10 Mortgage Loan (see Exhibit 33.4)

33.40      Wilmington Trust, National Association, as Trustee of the Pathline Park 9 & 10 Mortgage Loan (Omitted. See Explanatory Notes.)

33.41      Wells Fargo Bank, National Association, as Custodian of the Pathline Park 9 & 10 Mortgage Loan (see Exhibit 33.8)

33.42      Park Bridge Lender Services LLC, as Operating Advisor of the Pathline Park 9 & 10 Mortgage Loan (see Exhibit 33.9)

33.43      CoreLogic Solutions, LLC, as Servicing Function Participant of the Pathline Park 9 & 10 Mortgage Loan (see Exhibit 33.10)

33.44      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.45      Wells Fargo Bank, National Association, as Primary Servicer of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.46      Trimont LLC, as Primary Servicer of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.47      Rialto Capital Advisors, LLC, as Special Servicer of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan (see Exhibit 33.4)

33.48      Wilmington Trust, National Association, as Trustee of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.49      Wells Fargo Bank, National Association, as Custodian of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan (see Exhibit 33.8)

33.50      Park Bridge Lender Services LLC, as Operating Advisor of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan (see Exhibit 33.9)

33.51      CoreLogic Solutions, LLC, as Servicing Function Participant of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan (see Exhibit 33.10)

33.52      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.53      KeyBank National Association, as Primary Servicer of the 909 Third Avenue Mortgage Loan

33.54      KeyBank National Association, as Special Servicer of the 909 Third Avenue Mortgage Loan (see Exhibit 33.53)

33.55      Wilmington Trust, National Association, as Trustee of the 909 Third Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.56      Citibank, N.A., as Custodian of the 909 Third Avenue Mortgage Loan

33.57      U.S. Bank National Association, as Servicing Function Participant of the 909 Third Avenue Mortgage Loan

33.58      KeyBank National Association, as Primary Servicer of the Equus Industrial Portfolio Mortgage Loan (see Exhibit 33.53)

33.59      Situs Holdings, LLC, as Special Servicer of the Equus Industrial Portfolio Mortgage Loan

33.60      Wells Fargo Bank, National Association, as Trustee of the Equus Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.61      Wells Fargo Bank, National Association, as Custodian of the Equus Industrial Portfolio Mortgage Loan (see Exhibit 33.8)

33.62      Park Bridge Lender Services LLC, as Operating Advisor of the Equus Industrial Portfolio Mortgage Loan (see Exhibit 33.9)

33.63      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

34           Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1        Wells Fargo Bank, National Association, as General Master Servicer prior to March 1, 2025

34.2        Trimont LLC, as General Master Servicer on and after March 1, 2025

34.3        National Cooperative Bank, N.A., as NCB Master Servicer

34.4        Rialto Capital Advisors, LLC, as General Special Servicer

34.5        National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.3)

34.6        Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.7        Wells Fargo Bank, National Association, as Certificate Administrator

34.8        Wells Fargo Bank, National Association, as Custodian

34.9        Park Bridge Lender Services LLC, as Operating Advisor

34.10      CoreLogic Solutions, LLC, as Servicing Function Participant

34.11      Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.12      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.13      Wells Fargo Bank, National Association, as Primary Servicer of the Miami Design District Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.14      Trimont LLC, as Primary Servicer of the Miami Design District Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.15      Rialto Capital Advisors, LLC, as Special Servicer of the Miami Design District Mortgage Loan (see Exhibit 34.4)

34.16      Wilmington Trust, National Association, as Trustee of the Miami Design District Mortgage Loan (Omitted. See Explanatory Notes.)

34.17      Wells Fargo Bank, National Association, as Custodian of the Miami Design District Mortgage Loan (see Exhibit 34.8)

34.18      Park Bridge Lender Services LLC, as Operating Advisor of the Miami Design District Mortgage Loan (see Exhibit 34.9)

34.19      CoreLogic Solutions, LLC, as Servicing Function Participant of the Miami Design District Mortgage Loan (see Exhibit 34.10)

34.20      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.21      Wells Fargo Bank, National Association, as Primary Servicer of the 261-275 Amsterdam Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.22      Trimont LLC, as Primary Servicer of the 261-275 Amsterdam Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.23      Rialto Capital Advisors, LLC, as Special Servicer of the 261-275 Amsterdam Avenue Mortgage Loan (see Exhibit 34.4)

34.24      Wilmington Trust, National Association, as Trustee of the 261-275 Amsterdam Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.25      Wells Fargo Bank, National Association, as Custodian of the 261-275 Amsterdam Avenue Mortgage Loan (see Exhibit 34.8)

34.26      Park Bridge Lender Services LLC, as Operating Advisor of the 261-275 Amsterdam Avenue Mortgage Loan (see Exhibit 34.9)

34.27      CoreLogic Solutions, LLC, as Servicing Function Participant of the 261-275 Amsterdam Avenue Mortgage Loan (see Exhibit 34.10)

34.28      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.29      Wells Fargo Bank, National Association, as Primary Servicer of the Grace Building Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.30      Trimont LLC, as Primary Servicer of The Grace Building Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.31      LNR Partners, LLC, as Special Servicer of the Grace Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.32      Wilmington Trust, National Association, as Trustee of the Grace Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.33      Wells Fargo Bank, National Association, as Custodian of the Grace Building Mortgage Loan (see Exhibit 34.8)

34.34      Park Bridge Lender Services LLC, as Operating Advisor of the Grace Building Mortgage Loan (see Exhibit 34.9)

34.35      CoreLogic Solutions, LLC, as Servicing Function Participant of the Grace Building Mortgage Loan (see Exhibit 34.10)

34.36      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.37      Wells Fargo Bank, National Association, as Primary Servicer of the Pathline Park 9 & 10 Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.38      Trimont LLC, as Primary Servicer of the Pathline Park 9 & 10 Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.39      Rialto Capital Advisors, LLC, as Special Servicer of the Pathline Park 9 & 10 Mortgage Loan (see Exhibit 34.4)

34.40      Wilmington Trust, National Association, as Trustee of the Pathline Park 9 & 10 Mortgage Loan (Omitted. See Explanatory Notes.)

34.41      Wells Fargo Bank, National Association, as Custodian of the Pathline Park 9 & 10 Mortgage Loan (see Exhibit 34.8)

34.42      Park Bridge Lender Services LLC, as Operating Advisor of the Pathline Park 9 & 10 Mortgage Loan (see Exhibit 34.9)

34.43      CoreLogic Solutions, LLC, as Servicing Function Participant of the Pathline Park 9 & 10 Mortgage Loan (see Exhibit 34.10)

34.44      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.45      Wells Fargo Bank, National Association, as Primary Servicer of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.46      Trimont LLC, as Primary Servicer of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.47      Rialto Capital Advisors, LLC, as Special Servicer of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan (see Exhibit 34.4)

34.48      Wilmington Trust, National Association, as Trustee of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.49      Wells Fargo Bank, National Association, as Custodian of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan (see Exhibit 34.8)

34.50      Park Bridge Lender Services LLC, as Operating Advisor of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan (see Exhibit 34.9)

34.51      CoreLogic Solutions, LLC, as Servicing Function Participant of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan (see Exhibit 34.10)

34.52      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.53      KeyBank National Association, as Primary Servicer of the 909 Third Avenue Mortgage Loan

34.54      KeyBank National Association, as Special Servicer of the 909 Third Avenue Mortgage Loan (see Exhibit 34.53)

34.55      Wilmington Trust, National Association, as Trustee of the 909 Third Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.56      Citibank, N.A., as Custodian of the 909 Third Avenue Mortgage Loan

34.57      U.S. Bank National Association, as Servicing Function Participant of the 909 Third Avenue Mortgage Loan

34.58      KeyBank National Association, as Primary Servicer of the Equus Industrial Portfolio Mortgage Loan (see Exhibit 34.53)

34.59      Situs Holdings, LLC, as Special Servicer of the Equus Industrial Portfolio Mortgage Loan

34.60      Wells Fargo Bank, National Association, as Trustee of the Equus Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.61      Wells Fargo Bank, National Association, as Custodian of the Equus Industrial Portfolio Mortgage Loan (see Exhibit 34.8)

34.62      Park Bridge Lender Services LLC, as Operating Advisor of the Equus Industrial Portfolio Mortgage Loan (see Exhibit 34.9)

34.63      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

35           Servicer compliance statements.

35.1        Wells Fargo Bank, National Association, as General Master Servicer prior to March 1, 2025

35.2        Trimont LLC, as General Master Servicer on and after March 1, 2025

35.3        National Cooperative Bank, N.A., as NCB Master Servicer

35.4        Rialto Capital Advisors, LLC, as General Special Servicer

35.5        National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.3)

35.6        Wells Fargo Bank, National Association, as Certificate Administrator

35.7        Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.8        Wells Fargo Bank, National Association, as Primary Servicer of the Miami Design District Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.9        Trimont LLC, as Primary Servicer of the Miami Design District Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.10        Rialto Capital Advisors, LLC, as Special Servicer of the Miami Design District Mortgage Loan (see Exhibit 35.4)

35.11        Wells Fargo Bank, National Association, as Primary Servicer of the 261-275 Amsterdam Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.12      Trimont LLC, as Primary Servicer of the 261-275 Amsterdam Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.13      Rialto Capital Advisors, LLC, as Special Servicer of the 261-275 Amsterdam Avenue Mortgage Loan (see Exhibit 35.4)

35.14      Wells Fargo Bank, National Association, as Primary Servicer of the Grace Building Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.15      Trimont LLC, as Primary Servicer of The Grace Building Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.16      LNR Partners, LLC, as Special Servicer of the Grace Building Mortgage Loan (Omitted. See Explanatory Notes.)

35.17      Wells Fargo Bank, National Association, as Primary Servicer of the Pathline Park 9 & 10 Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.18      Trimont LLC, as Primary Servicer of the Pathline Park 9 & 10 Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.19      Rialto Capital Advisors, LLC, as Special Servicer of the Pathline Park 9 & 10 Mortgage Loan (see Exhibit 35.4)

35.20      Wells Fargo Bank, National Association, as Primary Servicer of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.21      Trimont LLC, as Primary Servicer of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.22      Rialto Capital Advisors, LLC, as Special Servicer of the Extra Space Rock N' Roll Self Storage Portfolio Mortgage Loan (see Exhibit 35.4)

35.23      KeyBank National Association, as Primary Servicer of the 909 Third Avenue Mortgage Loan

35.24      KeyBank National Association, as Special Servicer of the 909 Third Avenue Mortgage Loan (see Exhibit 35.23)

35.25      KeyBank National Association, as Primary Servicer of the Equus Industrial Portfolio Mortgage Loan (see Exhibit 35.23)

35.26      Situs Holdings, LLC, as Special Servicer of the Equus Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 20, 2026